Form 10-Q
period 2012-09-30
Eloqua, Inc.
filed 2012-11-01
CIK 1375271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35616

Eloqua, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0551177
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1921 Gallows Road, Suite 200

Vienna, VA 22182

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(703) 584-2750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2012
Common Stock	34,460,636

ELOQUA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ELOQUA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$85,473	$7,240
Accounts receivable, net of reserve of $550 and $725, respectively	19,926	18,228
Deferred commissions and other deferred costs	1,831	2,680
Deferred tax asset	780	781
Prepaid expenses and other assets	3,594	4,153

Total current assets	111,604	33,082
Property and equipment, net of depreciation and amortization	5,063	3,721
Deferred commissions and other deferred costs	717	902
Deferred tax asset	3,631	3,800

Total assets	$121,015	$41,505

Liabilities, redeemable preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,709	$3,263
Accrued and other current liabilities	9,344	11,337
Deferred revenue, current portion	32,476	28,863
Current portion of long-term debt	0	834

Total current liabilities	43,529	44,297
Noncurrent deferred revenue and other liabilities	2,759	1,943
Long-term debt, net of current portion	0	1,458

Total liabilities	46,288	47,698

Redeemable convertible preferred stock
Series A preferred stock, $0.0001 par value, 12,124,650 shares authorized, issued and outstanding at December 31, 2011 and no shares outstanding at September 30, 2012; liquidation preference of $0 and $39,406 at September 30, 2012 and December 31, 2011	0	39,406
Series B preferred stock, $0.0001 par value, 17,678,926 shares authorized, issued and outstanding at December 31, 2011 and no shares outstanding at September 30, 2012; liquidation preference of $0 and $57,456 at September 30, 2012 and December 31, 2011	0	57,456
Series C preferred stock, $0.0001 par value, 21,483,563 shares authorized and 19,766,821 shares issued and outstanding at December 31, 2011 and no shares outstanding at September 30, 2012; liquidation preference of $0 and $64,242 at September 30, 2012 and December 31, 2011	0	64,242

Total redeemable convertible preferred stock	0	161,104

Stockholders’ equity (deficit):
Eloqua, Inc. stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000,000 and 90,000,000 shares authorized, 34,010,609 and 1,063,368 shares issued and outstanding at September 30, 2012 and December 31, 2011	3	0
Additional paid-in capital	315,609	0
Accumulated deficit	(240,885)	(169,259)

Total Eloqua, Inc. stockholder’s equity (deficit)	74,727	(169,259)
Noncontrolling interest	0	1,962

Total stockholders’ equity (deficit)	74,727	(167,297)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$121,015	$41,505

See accompanying notes to consolidated financial statements.

ELOQUA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue:
Subscription and support	$21,624	$16,426	$61,027	$45,297
Professional services	2,162	1,923	7,772	4,744

Total revenue	23,786	18,349	68,799	50,041

Cost of revenue:
Subscription and support	4,409	3,252	11,438	9,139
Professional services	2,264	2,574	7,764	7,303

Total cost of revenue	6,673	5,826	19,202	16,442

Gross profit	17,113	12,523	49,597	33,599

Operating expenses:
Research and development	3,272	2,964	9,843	8,472
Marketing and sales	11,474	7,697	28,992	21,410
General and administrative	4,334	2,939	14,310	7,723
Litigation settlement	0	0	3,500	0

Total operating expenses	19,080	13,600	56,645	37,605

Loss from operations	(1,967)	(1,077)	(7,048)	(4,006)

Other expense, net	(212)	(55)	(323)	(470)

Loss before benefit (provision) for income taxes	(2,179)	(1,132)	(7,371)	(4,476)
Benefit (provision) for income taxes	69	(122)	(198)	(276)

Net loss	(2,110)	(1,254)	(7,569)	(4,752)
Accretion of dividends on redeemable preferred stock	(49,075)	(1,983)	(66,920)	(72,308)

Net loss attributable to common stockholders	$(51,185)	$(3,237)	$(74,489)	$(77,060)

Net loss per share attributable to common stockholders, basic and diluted	$(2.46)	$(3.53)	$(9.54)	$(100.57)

Weighted average common shares outstanding, basic and diluted	20,768,196	917,772	7,812,134	766,211

See accompanying notes to consolidated financial statements.

ELOQUA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,569)	$(4,752)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,524	1,366
Stock-based compensation expense	2,351	1,130
Effect of exchange rate changes on cash and cash equivalents	(44)	21
Change in fair value of Series C warrants	189	213
Deferred income taxes	127	212
Changes in operating assets and liabilities:
Accounts receivable, net	(1,698)	4,635
Prepaid expenses and other assets	(958)	(917)
Deferred commissions and other deferred costs	1,034	(1,064)
Accounts payable and accrued and other current liabilities	(3,167)	454
Deferred revenue	3,613	2,922
Noncurrent deferred revenue and other liabilities	860	(517)

Net cash (used in) provided by operating activities	(3,738)	3,703

Cash flows from investing activities:
Purchases of property and equipment	(2,866)	(2,229)

Net cash used in investing activities	(2,866)	(2,229)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting offering costs	85,759	0
Repayment of long-term debt	(2,292)	0
Principal payments under capital lease obligations	0	(169)
Common stock issued	1,326	362

Net cash provided by financing activities	84,793	193

Effect of exchange rate changes on cash and cash equivalents	44	(21)

Net increase in cash and cash equivalents	78,233	1,646

Cash and cash equivalents at beginning of period	7,240	7,549

Cash and cash equivalents at end of period	$85,473	$9,195

Supplemental cash flow information:
Cash paid for interest	$204	$202
Cash paid for taxes	$1	$56

Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$228,024	$0
Conversion of exchangeable stock to common stock	$1,962	$0

See accompanying notes to consolidated financial statements.

ELOQUA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Significant Accounting Policies

(a)	Company Overview

Eloqua, Inc. (the “Company”) originally commenced operations in Canada in 2000 through Eloqua Corporation. In 2006, it effected a business reorganization whereby Eloqua Corporation became a consolidated subsidiary of Eloqua Limited, a Delaware corporation. In March 2012, the Company changed its name from Eloqua Limited to Eloqua, Inc., which is the entity through which it conducts its operations in the United States.

The Company is a leading provider of on-demand Revenue Performance Management, or RPM, software solutions that are designed to enable businesses to accelerate revenue growth and improve revenue predictability by automating, monitoring and measuring their complex marketing and sales initiatives. The Company’s set of RPM solutions (the “Eloqua Platform”), is a software-as-a-service, or SaaS, platform integrating the Company’s leading marketing automation software with its revenue performance analytics suite. Marketing and sales professionals use the Eloqua Platform to move prospective buyers more efficiently through the marketing and sales funnel, identify and predict the drivers of revenue, provide insights about marketing and sales programs to senior management and more tightly align marketing and sales teams to optimize resource allocation and drive revenue growth.

The Company is headquartered in Vienna, Virginia and has a regional office in Toronto, Ontario, as well as smaller offices across the globe.

(b)	Basis of Presentation

The financial information presented in the accompanying unaudited consolidated financial statements as of September 30, 2012, and for the three and nine month periods ended September 30, 2012 and 2011, have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on form 10–Q. Accordingly, some information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements and notes include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated financial statements include the accounts of Eloqua, Inc. and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC on August 2, 2012 pursuant to Rule 424(b) of the Securities Act of 1933.

(c)	Initial Public Offering

In August 2012, the Company completed its initial public offering (“IPO”) whereby it sold and issued 8,200,000 shares of common stock, including 1,200,000 shares of common stock sold pursuant to the exercise of the underwriters’ option to purchase additional shares, which were sold at a price of $11.50 per share before

ELOQUA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

underwriting discounts and commissions. The offering generated net proceeds to the Company of approximately $87.7 million, after deducting underwriting discounts and commissions but before estimated offering expenses of approximately $3.5 million. The Company’s common stock is traded on the NASDAQ Global Market.

As part of the offering, an additional 1,000,000 shares of common stock were sold by certain existing stockholders at a price of $11.50 per share before underwriting discounts and commissions. The Company did not receive any of the proceeds from the sale of such shares by the selling stockholders.

Upon the closing of the offering, each share of Series A, B, and C preferred stock was converted into common stock on a 2.5-for-1 basis, and each share of exchangeable common stock was converted into one share of common stock, and the warrants to purchase Series C preferred stock were converted into common stock warrants (See Note 4-Preferred Stock, Note 5-Warrants and Note 6-Noncontrolling Interest).

(d)	Fair Value of Financial Instruments

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than unadjusted quoted prices in active markets included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities on the consolidated balance sheets approximate their fair value due to their short-term maturity.

For the three and nine months ended September 30, 2012, the Company’s warrants to purchase shares of Series C convertible preferred stock, which are now warrants to purchase shares of common stock, were measured using unobservable inputs that required a high level of judgment to determine fair value, and thus were classified as Level 3 inputs. The fair value of the warrants were estimated using a Black Scholes option pricing model (See Note 5-Warrants).

(e)	Revenue Recognition

The Company derives its revenue from four sources: (i) subscription revenue relating to subscription fees from customers accessing its on-demand application service; (ii) customer support beyond the standard support that is included in the basic subscription fee; (iii) installation and deployment services; and (iv) other professional service revenue from consultation and training fees. The Company provides its on-demand application as a service and follows the provisions of FASB ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC 605-25”). The Company recognizes revenue when all of the following conditions are met:

(i)	There is persuasive evidence of an arrangement;

(ii)	The service has been provided to the customer;

(iii)	The collection of the fees is reasonably assured; and

(iv)	The amount of fees to be paid by the customer is fixed or determinable.

The Company’s arrangements do not contain general rights of return.

ELOQUA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the provisions of FASB ASU 2009-13, Revenue Recognition (“Topic 605”): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables) with respect to its multiple-element arrangements entered into or significantly modified on or after January 1, 2011. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.

In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, the Company estimates the selling prices of those elements. The overall arrangement fee of the Company’s multiple element arrangements are allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.

The Company is not able to demonstrate VSOE or TPE of selling price with respect to its subscription services. The Company does not have sufficient instances of separate sales of subscriptions nor is it able to demonstrate sufficient pricing consistency with respect to such sales. The Company also considers that no other vendor sells similar subscriptions given the unique nature and functionality of its service offering, and therefore has determined that it is not able to establish TPE of its selling price. Accordingly, the Company has determined the best estimated selling price based on the following:

•

Expected discounts from the list price for each service offering, which represents a component of the Company’s current go-to-market strategy, as established by senior management taking into consideration factors such as the competitive and economic environment.

•	An analysis of the historical pricing with respect to both of the Company’s bundled and standalone subscription arrangements.

The Company has established VSOE of selling price for its professional services based on an analysis of separate sales of such services.

The Company’s multiple-element arrangements include the sale of a subscription with one or more associated professional service offerings, each of which are individually considered separate units of accounting. The Company allocated revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable.

Subscription and support revenue is recognized ratably over the contract terms beginning on the activation date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria has been met.

Consulting services, including professional services and training have a stand-alone value from the related subscription services. Professional services, including implementation services and other standard professional services are generally provided under fixed price, short-term arrangements. These services are generally performed beginning at the point of subscription activation and spanning over periods of approximately 60, 90, or 120 days, depending on the nature of the services. Revenues relating to these services are recognized ratably over the period that the services are provided. Certain other standard professional service and non-standard professional service arrangements include customer acceptance provisions. Services provided under arrangements that include customer acceptance provisions are generally provided under fixed price, short-term arrangements, and the revenue is deferred and recognized upon customer acceptance of the service deliverable. Training revenue is recognized after the service has been performed. Revenue related to our user conference is recognized upon completion of the conference.

(f)	Comprehensive Income

There was no difference between the net loss presented in the consolidated statements of operations and the comprehensive net loss for the three and nine months ended September 30, 2012 or 2011.

ELOQUA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(g)	Net loss per share attributable to common stockholders

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the three and nine months ended September 30, 2012 and 2011 are presented on the consolidated statements of operations. Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for a period. Prior to the Company’s initial public offering, because holders of the Company’s convertible preferred stock and holders of the exchangeable common stock were entitled to participate in dividends and earnings of the Company, the Company applied the two-class method in calculating its earnings per share for periods when the convertible preferred stock and the exchangeable common stock were outstanding. The two-class method requires net income to be allocated between the common stockholders, exchangeable common stockholders and preferred stockholders based on their respective rights to receive dividends. Because the preferred stockholders and the exchangeable common stockholders were not contractually obligated to share in the Company’s losses, no such allocation was made for any period presented given the Company’s net losses. Diluted loss per share attributable to common stockholders adjusts the basic weighted average number of shares of common stock outstanding for the potential dilution that could occur if stock options, warrants, exchangeable common stock and convertible preferred stock were exercised or converted into common stock. Diluted loss per share attributable to common stockholders is the same as basic loss per share attributable to common stockholders for all periods presented because the effects of potentially dilutive items were anti-dilutive.

The following table presents the weighted average number of anti-dilutive shares excluded from the calculation of diluted net loss attributable to common stockholders for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Options to purchase common stock	7,729	7,534	7,872	6,754
Common stock warrants	171	320	266	532
Series C preferred stock warrants	68	67	68	30
Exchangeable common stock	1,409	1,450	2,849	3,627
Conversion of convertible preferred stock	8,190	7,931	15,920	19,828

Total	17,567	17,302	26,975	30,771

(h)	Reverse Stock split

On May 1, 2012, the Company’s Board of Directors (the “Board”) authorized a reverse stock split of its outstanding common stock and exchangeable common stock at a ratio of 1-for-2.5. On May 3, 2012, the effective date of the reverse stock split, (i) each 2.5 shares of outstanding common stock were reduced to one share of common stock and each 2.5 shares of exchangeable common stock were reduced to one share of exchangeable common stock; (ii) the number of shares of common stock into which each outstanding share of our Series A, B and C redeemable, convertible preferred stock, and the outstanding warrants or options to purchase common stock is exercisable were proportionately reduced; and (iii) the exercise price of each outstanding warrant or option to purchase common stock were proportionately increased. All share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split.

(2)	Stock Option Plans

At September 30, 2012, the Company had three stock-based compensation plans: the 2006 Employee Stock Option Plan (the “2006 U.S. Employee Plan”), the 2006 Stock Option Plan (the “2006 Plan”) and the 2012 Stock Option and Incentive Plan (the “2012 Plan”).

ELOQUA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2006 U.S. Employee Plan is restricted in number to those stock options granted to U.S. residents prior to the 2006 reorganization whereby Eloqua Corporation became a consolidated subsidiary of Eloqua Limited (now Eloqua, Inc.).

The 2006 Plan provided for the issuance of incentive and non-qualified stock options to the Company’s employees, directors and consultants of the Company. In conjunction with the effectiveness of the 2012 Plan, the Company’s Board of Directors (the “Board”) voted that no further awards may be granted under the 2006 Plan.

In 2012, the Board and stockholders adopted the 2012 Plan, which became effective in August 2012 upon the Company’s initial public offering. The 2012 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock, and other stock-based awards to full or part-time officers, employees, non-employee directors and other key persons (including consultants and prospective employees) as selected from time to time by the Company’s compensation committee at its discretion. In connection with the approval of the 2012 Plan, the Company reserved 3,750,000 shares of common stock for the issuance of awards under the 2012 Plan (including an aggregate of 398,806 shares previously reserved for future issuance under the 2006 Plan and the 2006 U.S. Employee Plan, which shares were added to the shares reserved under the 2012 Plan). The 2012 Plan provides that the number of shares reserved and available for issuance under the 2012 Plan will automatically increase each January 1, beginning in 2013 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee on or prior to such immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2012 Plan, the 2006 Plan and the 2006 U.S. Employee Plan are added back to the shares of common stock available for issuance under the 2012 Plan.

The Company has elected the straight-line attribution method as its accounting policy for recognizing stock-based compensation expense for all awards.

Summary of the weighted average assumptions used in the valuation of stock-based awards under the Black-Scholes model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (years)	6.09	6.09	6.03	6.1
Volatility	57.14%	57.62%	57.98%	58.51%
Risk-free interest rate	0.89%	1.52%	1.50%	1.96%
Dividend yield	0	0	0	0

The following table summarizes the stock option activity for the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Options outstanding, December 31, 2011	7,759,176	$2.15	5.5 years	$46,361
Granted	1,357,120	9.61
Exercised	(1,125,030)	1.18
Canceled, expired or forfeited	(298,297)	4.12

Options outstanding at September 30, 2012	7,692,969	$3.07	6.3 years	$128,319

Options exercisable at September 30, 2012	4,990,463	$1.74	4.9 years	$89,878

ELOQUA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2012 was $6.39 and $5.26, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was approximately $5,427,000 and $8,714,000 respectively.

The Company recorded stock-based compensation expense relating to the stock options of approximately $959,000 and $415,000 during the three months ended September 30, 2012 and 2011, respectively, and approximately $2,275,000 and $1,130,000 during the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, there was approximately $9,509,000 of total unrecognized compensation costs that is expected to be recognized over a weighted average period of 1.73 years.

(3)	Employee Stock Purchase Plan

On August 2, 2012, the Company launched a ten year Employee Stock Purchase Plan (“ESPP”) to all active employees. The ESPP is to be administered by the Board or a committee thereof. The total number of shares available for purchase under the ESPP is 760,000 shares of the Company’s common stock. Eligible employees can enroll and elect to contribute up to 10% of their compensation through payroll withholdings in each offering period. Each offering period is six months, with the exception of the initial offering period which commenced in August 2012 upon the date of the Company’s initial public offering and ended on October 31, 2012. The purchase price of the stock is the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date. No participant will be granted a right to purchase stock under the ESPP if such participant would own more than 5% of the total combined voting power. In addition, no participant may purchase more than 1,200 shares of stock within any purchase period other than the initial offering period, for which the maximum is 3,000 shares. An employee may withdraw from participation in any offering with written notice no later than the 20th day prior to the end of the offering period.

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the three and nine months ended September 30, 2012 were as follows:

Nine Months Ended September 30, 2012

Expected term (years)	0.25
Volatility	42%
Risk-free interest rate	0.11%
Dividend yield	0

For the three and nine months ended September 30, 2012, the Company recorded stock-based compensation expense relating to the ESPP of approximately $76,000.

(4)	Preferred Stock

Upon the closing of the Company’s initial public offering, each share of Series A, B, and C Preferred Stock was converted into Common Stock on a 2.5-for-1 basis.

The following table summarizes the redemption values and the activity of the preferred stock for the nine months ended September 30, 2012:

	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)
Balance at December 31, 2011	12,124,650	$39,406	17,678,926	$57,456	19,766,821	$64,242
Accretion of dividends on preferred stock	0	16,368	0	23,867	0	26,685
Conversion to common stock	(12,124,650)	(55,774)	(17,678,926)	(81,323)	(19,766,821)	(90,927)

Balance at September 30, 2012	0	$0	0	$0	0	$0

ELOQUA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Warrants

Prior to the completion of the initial public offering, the Company had outstanding warrants to purchase shares of the Series C redeemable convertible preferred stock. In connection with the initial public offering, these warrants were converted into warrants to purchase 67,500 shares of common stock at an exercise price of $3.00 per share, which are exercisable immediately. Warrants to purchase 30,000 shares of common stock expire in August 2015, and warrants to purchase 37,500 shares of common stock expire in December 2017.

Under FASB ASC Subtopic 480-10, Distinguishing Liabilities from Equity – Overall, the warrants to purchase Series C redeemable convertible preferred stock were required to be classified as a liability at fair value on the consolidated balance sheets, with changes in fair value recognized as gains or losses on the consolidated statements of operations. The warrants to purchase Series C redeemable preferred stock were recorded at their fair value up to the date of their conversion into warrants to purchase common stock in connection with the offering. Upon the conversion, the liability related to the warrants to purchase Series C redeemable preferred stock was reclassified to equity and will cease to be measured at fair value.

The changes in the fair value of the Series C preferred stock warrants through the date of the conversion into warrants to purchase common stock are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Beginning fair value	$427	$330	$384	$120
Change in fair value recorded through the statement of operations	146	3	189	213

Ending fair value	$573	$333	$573	$333

The following assumptions were used to value the Series C preferred stock warrants immediately prior to their conversion into warrants to purchase common stock: expected term – ranging from 3 and 5.25 years; volatility – ranging from 47.05% to 56.41%; risk free interest rate – ranging from 0.31% to 6.62%; zero dividend yield.

(6)	Noncontrolling Interest

Prior to the completion of the Company’s initial public offering, Eloqua, Inc. held the majority voting interest of its subsidiary, Eloqua Corporation. Eloqua Corporation had outstanding certain common stock (exchangeable common stock) held by parties other than Eloqua, Inc. Eloqua Corporation’s exchangeable common stock was convertible into shares of Eloqua, Inc. common stock, at any time, at the option of the holder. In connection with the closing of the offering, all outstanding exchangeable common shares (3,577,554 shares) were converted into an equivalent number of shares of Eloqua, Inc. common stock.

The exchangeable common stock, by its terms, entitled their holders to rights to receive dividends, rights on liquidation, voting rights, and other rights economically equivalent to the Eloqua, Inc. common stock. However, in legal form, the exchangeable common stock represented shares of the Company’s subsidiary, Eloqua Corporation. Accordingly, the Company had classified the exchangeable common stock as a noncontrolling interest on the consolidated balance sheets, based on the provisions of FASB Statement No. 160 (FASB ASC Topic 810-10, Consolidation). In connection with the conversion of the exchangeable common stock into shares of Eloqua, Inc., the remaining noncontrolling interest on the consolidated balance sheets was reclassified into equity of Eloqua, Inc., and the noncontrolling interest ceased to exist.

ELOQUA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Long-Term Debt and Line of Credit

On June 15, 2012, the Company entered into a Second Loan Modification Agreement (the “Modification”) to its 2009 Loan and Security Agreement with a commercial bank (the “Loan Agreement”). The Modification amended the rate to which the term loan was subject to prime plus 1.5% from prime plus 2.0%, and amended the rate to which the line of credit was subject to prime plus 1.0% from a rate of prime plus 1.5%. Additionally, the Modification amended certain reporting covenants to require the Company to submit quarterly reporting and maintain certain minimum revenue requirements.

On August 21, 2012, the Company made a final payment of approximately $1.8 million pursuant to the term loan and terminated the Loan Agreement.

(8)	Legal Matters

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. During the first seven months of 2012, the Company was involved in one lawsuit as a defendant. On May 9, 2011, iHance, Inc. filed a complaint against the Company and Eloqua Corporation, its subsidiary, in the United States District Court for the Eastern District of Virginia, alleging that the Eloqua for Microsoft Outlook product, or ELMO, infringes U.S. Patent Nos. 7,072,947 and 7,076,533 and seeking declaratory judgment of willful infringement as well as injunctive and monetary relief. Trial on the iHance matter was scheduled for July 2012; however, on July 9, 2012, the Company settled the iHance matter, and the lawsuit was dismissed on July 12, 2012. Under the terms of the settlement, iHance granted the Company a non-exclusive, royalty-free license under its patents for the Company’s ELMO product for its existing customers for the remainder of the term for each outstanding customer agreement and covenanted not to sue the Company and its suppliers, distributors, resellers and customers for any infringement of the patents based on the making, using, offering for sale, selling or importing of the Company’s Eloqua Engage product. In July 2012, the Company paid $3,500,000 to iHance, the full amount of which has been included as a Litigation Settlement expense in the Company’s consolidated statements of operations for the nine month ended September 30, 2012.

(9)	Income Taxes

The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The effective income tax rate for the nine months ended September 30, 2012 reflects various foreign income taxes and the non-realizable net deferred tax assets in the U.S. In assessing the Company’s ability to realize the future benefit associated with its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization is dependent on the generation of taxable income within the periods that those temporary differences become deductible. The Company has not recorded a valuation allowance for its non U.S. deferred tax assets due to management’s assessment that it is more-likely-than-not that the Company will be able to realize these tax assets.

The Company has recorded valuation allowances on the net deferred tax assets of its U.S. operations and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets based on accounting standards for income taxes each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company has unrecognized tax benefits of approximately $63,000 at September 30, 2012, relating to certain research incentives in foreign jurisdictions. The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. The following is a rollforward of the Company’s total gross unrecognized tax benefits during 2012.

ELOQUA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Tax Benefit
(in thousands)

Balance at December 31, 2011	$275
Reductions for tax positions related to prior years	(275)
Additions for tax positions related to the current year	63

Balance at September 30, 2012	$63

The company has reduced its unrecognized tax benefit for prior years due to the effective settlement of claims for research incentives after review by taxing authorities in foreign jurisdictions.

The Company has been advised by the Canada Revenue Agency that Eloqua Corporation, the Company’s Canadian subsidiary, will be examined for taxable years 2007-2010.

(10)	Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which provides updated guidance for disclosing comprehensive income. The update is intended to increase the prominence of other comprehensive income (loss) in the financial statements. The guidance requires that the Company present components of comprehensive income in either one continuous statement or two separate but consecutive statements, and no longer permits the presentation of comprehensive income in the consolidated statements of stockholders’ equity. The Company adopted this new guidance effective January 1, 2012, as required. The Company has no other comprehensive income to report and, therefore, there was no impact on its consolidated financial statements as a result of adopting this new Standard.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The Company adopted this new guidance effective January 1, 2012, as required. The Company’s adoption of this new guidance did not have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on August 2, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of on-demand revenue performance management, or RPM, software solutions that are designed to enable businesses to accelerate revenue growth and improve revenue predictability by automating, monitoring and measuring their complex marketing and sales initiatives. Our set of RPM solutions, which we refer to as the Eloqua Platform, is a software-as-a-service, or SaaS, platform integrating our leading marketing automation software with our revenue performance analytics suite. Marketing and sales professionals use the Eloqua Platform to move prospective buyers more efficiently through the marketing and sales funnel, identify and predict the drivers of revenue, provide insights about marketing and sales programs to senior management, and more tightly align marketing and sales teams to optimize resource allocation and drive revenue growth.

We sell subscriptions to our on-demand software and services primarily through our direct sales force. Our direct sales force is comprised of a group of enterprise sales professionals who sell our solutions to larger companies and a group of small and medium-size business, or SMB, sales professionals who sell our solutions to smaller companies. We also continue to market and sell to existing customers, who may renew their subscriptions, increase the use of our system over time, add functionality and broaden the deployment of our solutions across their organizations. Our solutions can be used in substantially all industry vertical segments, and a significant number of our current customers are in the technology, software and entertainment industries. For the three and nine months ended September 30, 2012, no single customer accounted for more than 2% of our revenue and our 10 largest customers accounted for less than 11% of our revenue.

We derive most of our revenue from subscriptions to our on-demand software and related subscription-based services. Subscription and support revenue accounted for 88.7% and 90.5% of our total revenue for the nine months ended September 30, 2012 and 2011, respectively. Subscription and support revenue is driven primarily by the number of customers we have, the number of prospective buyer profiles our customers manage with the Eloqua Platform, and the levels of service for which they contract. To date, revenue generated from our Marketing Automation Platform has been, and we expect will continue to be for the foreseeable future, the primary driver of our subscription and support revenue. We have only recently begun to sell, and currently have a limited customer base with respect to, our Revenue Suite product. We believe that revenue associated with our Revenue Suite product will grow as revenue performance management gains further market acceptance.

Professional services revenue accounted for 11.3% and 9.5% of our total revenue for the nine months ended September 30, 2012 and 2011, respectively. We derive our professional services revenue primarily from services provided in connection with the onboarding of new customers onto the Eloqua Platform, including implementation and integration with our customers’ sales automation and other marketing systems, as well as educating the customer on optimal use of our solutions.

Our revenue growth has been driven by the addition of new customers and additional revenue from existing customers offset by reductions resulting from the non-renewal of subscriptions from existing customers. We generate the majority of our revenue in the United States and Canada. Our revenue from outside the United States and Canada as a percentage of total revenue was 10.4% for the year ended December 31, 2011 and 13.3% for the nine months ended September 30, 2012.

We have focused on growing our business to pursue the significant market opportunity we see for our products and services, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses will increase in future periods. Marketing and sales expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we continue to improve and expand our existing solutions and develop new solutions. We also believe that we must invest in maintaining a high level of client service and support as we consider it critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and services capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of both our growth and transition to becoming a public company.

In August 2012, we completed our initial public offering whereby we sold and issued 8,200,000 shares of common stock, including 1,200,000 shares of common stock sold pursuant to the exercise of the underwriters’ option to purchase additional shares, which were sold at a price of $11.50 per share before underwriting discounts and commissions. The offering generated net proceeds to us of approximately $87.7 million, after deducting underwriting discounts and commissions but before estimated offering expenses of approximately $3.5 million. Our common stock is traded on the NASDAQ Global Market.

As part of the offering, an additional 1,000,000 shares of common stock were sold by certain existing stockholders at a price of $11.50 per share before underwriting discounts and commissions. We did not receive any of the proceeds from the sale of such shares by the selling stockholders.

Upon the closing of the offering, each share of Series A, B, and C preferred stock was converted into common stock on a 2.5-for-1 basis, and each share of exchangeable common stock was converted into one share of common stock, and the warrants to purchase Series C preferred stock were converted into common stock warrants (See Note 4- Preferred Stock, Note 5-Warrants and Note 6- Noncontrolling Interest).

On May 1, 2012, our board of directors authorized a reverse stock split of its outstanding common stock and exchangeable common stock. On May 3, 2012, the effective date of the reverse stock split, (i) each 2.5 shares of outstanding common stock were reduced to one share of common stock and each 2.5 shares of exchangeable common stock were reduced to one share of exchangeable common stock; (ii) the number of shares of common stock into which each outstanding share of our Series A, B and C redeemable, convertible preferred stock, and the outstanding warrants or options to purchase common stock is exercisable were proportionately reduced; and (iii) the exercise price of each outstanding warrant or option to purchase common stock were proportionately increased. All share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions. We discuss revenue, gross margin, the components of operating income and margin and net cash provided by operating activities below under “ – Basis of Presentation,” and we discuss our other key metrics, Net Dollar Retention Rate and Adjusted EBITDA, below.

Net Dollar Retention Rate

We disclose Net Dollar Retention Rate as a supplemental measure of our organic revenue growth. We believe Net Dollar Retention Rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain, and grow revenue from, our existing customers.

Net Dollar Retention Rate is a measurement, expressed as a percentage, of the aggregate contracted minimum subscription revenue normalized to a monthly basis of our customer base, or Implied Monthly Recurring Revenue, as of the first day of a 12-month period in relation to that of the same customer base as of the last day of such 12-month period. Our Net Dollar Retention Rate metric is calculated by dividing (a) Implied Monthly Recurring Revenue at the end of a 12-month fiscal period by (b) Implied Monthly Recurring Revenue at the beginning of the same 12-month fiscal period. Our Net Dollar Retention Rate exceeded 100% for the 12-month period ended September 30, 2012.

Adjusted EBITDA

We disclose Adjusted EBITDA, which is a non-GAAP measure, because we believe this metric assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We believe this metric is used in the financial community, and we present it to enhance investors’ understanding of our operating performance and cash flows. You should not consider Adjusted EBITDA as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance, or as an alternative to cash provided by operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flow.

We use Adjusted EBITDA to evaluate our performance relative to that of our peers. We prepare Adjusted EBITDA to eliminate the impact of additional items we do not consider indicative of ongoing operating performance. However, Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States, or U.S. GAAP, and this metric may not be comparable to similarly titled measures of other companies. Adjusted EBITDA represents net income (loss) before interest expense (income), income tax expense (benefit), depreciation and amortization and certain other items, including: (i) certain stock option-based and other equity-based compensation expenses; (ii) foreign currency transaction gains or losses; (iii) changes in fair value of our preferred stock warrant liabilities; and (iv) those deemed extraordinary, unusual, non-recurring or otherwise not indicative of our core business operations. A directly comparable U.S. GAAP measure to Adjusted EBITDA is net income (loss). We reconcile net loss to Adjusted EBITDA as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Adjusted EBITDA
Net loss	$(2,110)	$(1,254)	$(7,569)	$(4,752)
Interest expense	67	53	173	196
Income tax (benefit) expense	(69)	122	198	276
Depreciation and amortization	542	432	1,524	1,366

EBITDA	(1,570)	(647)	(5,674)	(2,914)
Stock-based compensation expense	1,036	415	2,351	1,130
Foreign currency transaction losses (gains)	89	(65)	206	(118)
Change in fair value of Series C preferred stock warrants	146	3	189	213

Adjusted EBITDA	$(299)	$(294)	$(2,928)	$(1,689)

Basis of Presentation

Sources of Revenue

Subscription and Support Revenue

We derive our subscription and support revenue from subscriptions to our on-demand marketing automation and revenue performance management solutions. We generally sell one and two year contracts, and we typically bill in advance either annually, semi-annually or quarterly. Pricing for our on-demand software is principally based on the number of prospective buyer profiles a customer manages with the Eloqua Platform and by product configuration. Customers can also subscribe to related product add-ons, such as sales enablement tools. Our three primary product configurations of the Eloqua Platform are Eloqua Enterprise, Eloqua Team and Eloqua Marketer. All product configurations are delivered on the Eloqua Platform, which enables us to leverage development and customer support dollars by providing the functionality required by any type of customer on a single platform. Our Enterprise product is targeted at the large enterprise market, and includes the full functionality of our platform, including more sophisticated targeting and more robust consolidated reporting, as well as premier support. Our Team product, which is targeted at mid-market and smaller enterprises, has many of the same features as the Enterprise product, but does not include some of the advanced features required by larger organizations. Our Marketer product is targeted at the SMB market, and has more basic functionality. By pricing based upon the number of prospective buyer profiles managed by the Eloqua Platform, our subscription and support revenue from a given customer generally increases as the customer’s database of profiles grows. Subscription fees are subject to periodic adjustment to the extent the number of buyer profiles under management is larger than estimated or increases.

Customer contracts are typically non-cancellable for a minimum period that ranges in length from one to two years. The arrangements with customers do not provide customers with the right to take possession of the software supporting the on-demand application service at any time. We generally recognize revenue from subscriptions ratably over the term of the agreement. We also offer our customers premium product support beyond the standard support that is included in the base subscription. We primarily recognize customer support revenue ratably over the term of the subscription.

Professional Services Revenue

We offer our customers assistance in implementing our solutions, deploying the Eloqua Platform and optimizing its use. Professional services include application configuration, system integration, business process re-engineering and mapping and data migration. Services are typically provided on a fixed-fee basis, but are occasionally provided on a time-and-materials basis. These services are generally purchased as part of the subscription arrangement and are typically performed within the first several months of the arrangement. Since 2011, the revenue associated with professional services has typically been recognized as the services are delivered, while prior to 2011 the revenue associated with these services was recognized over the life of the subscription. See “ – Critical Accounting Policies and Estimates – Revenue Recognition” below and note 1 to our consolidated financial statements for a discussion of these changes.

We also provide other services for our customers which include consultative and training services. These services are either performed directly by us or through third-party service providers that we hire. The revenue associated with these services is generally recognized as the services are delivered.

Cost of Revenue

Cost of Subscription and Support Revenue

Cost of subscription and support revenue primarily consists of direct personnel and related costs, including salaries and bonuses, benefits and payroll taxes, and stock based compensation, as well as contract labor of departments managing the Eloqua Platform and database environment and providing technical support. Additionally, these costs include software license fees and amortization expenses associated with capitalized software hosting costs and depreciation expenses associated with computer equipment such as servers. In addition, we allocate a portion of overhead including rent, IT costs, and depreciation and amortization to cost of revenue based on headcount. Expenses related to the depreciation associated with computer equipment, hosting and software license fees are affected by the number of customers using our on-demand software and the size of their respective prospective buyer profile databases, the complexity of their marketing needs and the volume of transactions processed. We plan to continue to significantly expand our capacity and to implement more robust redundancy measures to support our growth, which will result in higher cost of subscription revenue in absolute dollars, but which we expect will keep the cost of subscription revenue as a percentage of revenue roughly the same as it is currently for the foreseeable future.

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of personnel and related costs, allocated overhead, user conferences, and third party contractors employed to carry out our SmartStart onboarding program as well as other business process or custom services. When we perform our services, we often supplement our internal resources with third party partners. Expenses incurred from these partners is deferred and amortized to correspond with the revenue from fees we receive for our services.

The cost of client services may fluctuate from quarter to quarter based on the number of customers that are in the process of implementation, and also based on the extent to which the services are implemented by us or a third party. We may experience large fluctuations in amortized expenses from quarter to quarter when we engage in large service contracts but generally our costs of services, mainly from our SmartStart onboarding program, will show a steady increase along with our growth. Our costs associated with providing professional services are significantly higher as a percentage of revenue than our cost of subscription revenue due to the labor costs associated with providing professional services.

At the end of 2008, in response to the onset of difficult economic times, we made a decision to reduce our investment in our professional services personnel and serve the majority of clients’ professional service needs through various partners that we trained and certified. While this led to an erosion of the margin of those services, it also helped to accelerate the growth of our network of partners. These partners are organizations that are actively providing services to marketing departments and, in addition to performing services on our behalf, they often discover new sales opportunities for our solutions. During 2010 and 2011, as the economy improved and our volume of new business transactions increased, we made the decision to re-invest in our professional services organization such that an increasing percentage of our clients’ professional service needs would be performed by us rather than third parties. As our business has grown substantially, we anticipate the volume of professional services subcontracted to our partners will remain materially unchanged and the increased demand will be fulfilled by our own personnel. As a result, we expect cost of professional services revenue to decrease over time as a percentage of professional services revenue.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel and related expenses for our research and development and product management staffs, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party contractors; and allocated overhead. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. We evaluate certain software development costs to determine if they should be capitalized. Based on our product development process, technological feasibility is established upon completion of a working model. To date, the period between achieving technological feasibility and general availability of such software has been short and software costs qualifying for capitalization have been immaterial. Accordingly, we have not capitalized any software development costs.

We have focused our research and development efforts on continuously improving our platform, including feature innovation as well as platform extension. We believe that our research and development activities are efficient, because we benefit from maintaining a single software code base. We expect research and development expenses to increase in absolute dollars as we add new functionality to the platform. No capitalization of these expenses has occurred to date.

Marketing and Sales

Marketing and sales expenses consist primarily of personnel and related expenses for our marketing and sales staff, including salaries, bonuses, stock-based compensation, benefits, and commissions as well as allocated overhead of facilities and IT. It also includes program costs for campaigns, field marketing, partner marketing, corporate communications, online marketing, product marketing and other content and brand-building activities. Sales commissions on subscription services and professional services are recorded as prepaid expenses once an order is booked and the customer is activated on the Eloqua Platform. The expense for these commissions is recognized over the term of the subscription period or over the period that the professional services revenue is recognized.

We intend to continue to invest in marketing and sales in order to increase awareness of both RPM and marketing automation and to acquire new customers. We expect spending in these areas to increase in absolute dollars as we continue to expand our business both domestically and internationally. We expect marketing and sales expenses to continue to be among the most significant components of our operating expenses.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, or IT, legal and human resource staffs, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; and other corporate expenses.

We expect our general and administrative expenses to increase as we continue to expand our operations, hire additional personnel and transition from being a private company to a public company. In transitioning to a public company, we expect to incur increased expenses related to increased outside legal counsel assistance, accounting and auditing activities, compliance with SEC requirements and enhancing our internal control environment through the adoption and administration of new corporate policies.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our outstanding long-term debt and capital leases. Our capital lease obligations ended on December 31, 2011. In addition, other income (expense) includes changes in the fair value of preferred stock warrant liabilities.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We consider the assumptions and estimates associated with revenue recognition, valuation allowances for receivables and deferred tax assets, and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2011. For further information on our critical and other significant accounting policies, see the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on August 2, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on August 2, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Consolidated Statements of Operations
Revenue:
Subscription and support	$21,624	$16,426	$61,027	$45,297
Professional services	2,162	1,923	7,772	4,744

Total revenue	23,786	18,349	68,799	50,041

Cost of revenue:
Subscription and support	4,409	3,252	11,438	9,139
Professional services	2,264	2,574	7,764	7,303

Total cost of revenue	6,673	5,826	19,202	16,442

Gross profit	17,113	12,523	49,597	33,599

Operating expenses:
Research and development	3,272	2,964	9,843	8,472
Marketing and sales	11,474	7,697	28,992	21,410
General and administrative	4,334	2,939	14,310	7,723
Litigation settlement	—	—	3,500	—

Total operating expenses	19,080	13,600	56,645	37,605

Loss from operations	(1,967)	(1,077)	(7,048)	(4,006)
Other expense, net	(212)	(55)	(323)	(470)

Loss before benefit (provision) for income taxes	(2,179)	(1,132)	(7,371)	(4,476)
Benefit (provision) for income taxes	69	(122)	(198)	(276)

Net loss	$(2,110)	$(1,254)	$(7,569)	$(4,752)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(as a percentage of total revenue)
Consolidated Statements of Operations
Revenue:
Subscription and support	90.9%	89.5%	88.7%	90.5%
Professional services	9.1	10.5	11.3	9.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Subscription and support	18.5	17.7	16.6	18.3
Professional services	9.5	14.0	11.3	14.6

Total cost of revenue	28.1	31.8	27.9	32.9

Gross profit	71.9	68.2	72.1	67.1

Operating expenses:
Research and development	13.8	16.2	14.3	16.9
Marketing and sales	48.2	41.9	42.1	42.8
General and administrative	18.2	16.0	20.8	15.4
Litigation settlement	0	0	5.1	0

Total operating expenses	80.2	74.1	82.3	75.1

Loss from operations	(8.3)	(5.9)	(10.2)	(8.0)
Other expense, net	(0.9)	(0.3)	(0.5)	(0.9)

Loss before benefit (provision) for income taxes	(9.2)	(6.2)	(10.7)	(8.9)
Benefit (provision) for income taxes	0.3	(0.7)	(0.3)	(0.6)

Net loss	(8.9)%	(6.8)%	(11.0)%	(9.5)%

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Subscription and support revenue	$21,624	$16,426	$5,198	31.6%	$61,027	$45,297	$15,730	34.7%
Percentage of total revenue	90.9%	89.5%			88.7%	90.5%
Professional service revenue	$2,162	$1,923	$239	12.4%	$7,772	$4,744	$3,028	63.8%
Percentage of total revenue	9.1%	10.5%			11.3%	9.5%

Subscription and support revenue.

Subscription and support revenue for the three months ended September 30, 2012 increased by $5.2 million, or 31.6%, as compared to the three months ended September 30, 2011. Approximately $1.9 million of the $5.2 million increase in subscription and support revenue resulted from the $11.3 million of subscription and support revenue we recognized during the three months ended September 30, 2012 from contracts entered into prior to January 1, 2012, as compared to the $9.4 million of subscription and support revenue we recognized during the three months ended September 30, 2011 from contracts entered into prior to January 1, 2011. Under our revenue recognition policy, we generally recognize subscription and support revenue ratably over the term of a contract and, as a result, to the extent we enter into a contract during the course of a fiscal period, revenue under the contract is not fully recognized during the period. The remaining $3.3 million increase in subscription and support revenue was attributable to the $10.3 million of subscription and support revenue we recognized during the three months ended September 30, 2012 from contracts entered into between January 1, 2012 and September 30, 2012 as compared to the $7.0 million of subscription and support revenue we recognized during the three months ended September 30, 2011 from contracts entered into between January 1, 2011 and September 30, 2011.

Subscription and support revenue for the nine months ended September 30, 2012 increased by $15.7 million, or 34.7%, as compared to the nine months ended September 30, 2011. Approximately $13.2 million of the $15.7 million increase in subscription and support revenue resulted from the $42.9 million of subscription and support revenue we recognized during the nine months ended September 30, 2012 from contracts entered into prior to January 1, 2012, as compared to the $29.7 million of subscription and support revenue we recognized during the nine months ended September 30, 2011 from contracts entered into prior to January 1, 2011. The remaining $2.5 million increase in subscription and support revenue was attributable to the $18.1 million of subscription and support revenue we recognized during the nine months ended September 30, 2012 from contracts entered into between January 1, 2012 and September 30, 2012, as compared to the $15.6 million of subscription and support revenue we recognized during the nine months ended September 30, 2011 from contracts entered into between January 1, 2011 and September 30, 2011.

Professional services revenue. Professional services revenue for the three months ended September 30, 2012 increased by $0.2 million, or 12.4%, over the three months ended September 30, 2011. Professional services revenue for the nine months ended September 30, 2012 increased by $3.0 million, or 63.8%, over the nine months ended September 30, 2011. The increases in professional services revenue were primarily driven by a combination of the growth in our business in 2012 compared to 2011 and an increase in the amount of professional services provided by us rather than third parties, which reflected our increased investment in our professional services organization.

Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of subscription and support revenue	$4,409	$3,252	$1,157	35.6%	$11,438	$9,139	$2,299	25.2%
Percentage of subscription and support revenue	20.4%	19.8%			18.7%	20.2%
Gross margin	$17,215	$13,174	$4,041	30.7%	$49,589	$36,158	$13,431	37.1%
Cost of professional services revenue	$2,264	$2,574	$(310)	(12.0)%	$7,764	$7,303	$461	6.3%
Percentage of professional services revenue	104.7%	133.9%			99.9%	153.9%
Gross margin	$(102)	$(651)	$549	(84.3)%	$8	$(2,559)	$2,567	*

*	Not meaningful

Cost of subscription and support revenue. Cost of subscription and support revenue for the three months ended September 30, 2012 increased by $1.2 million, or 35.6%, over the three months ended September 30, 2011. This increase was primarily driven by a $0.8 million increase in personnel and related expenses associated with increased headcount during the three months ended September 30, 2012 compared to the same period in 2011. Additionally, in the three months ended September 30, 2012 we experienced a $0.3 million increase in production costs, hosting and software maintenance fees incurred to accommodate growth as compared to the same period in the prior year.

Cost of subscription and support revenue for the nine months ended September 30, 2012 increased by $2.3 million, or 25.2%, over the nine months ended September 30, 2011. This increase was primarily driven by a $1.4 million increase in personnel and related expenses associated with increased headcount during the nine months ended September 30, 2012 compared to the same period in 2011. Additionally, in the nine months ended September 30, 2012 we experienced a $0.9 million increase in production costs, hosting and software maintenance fees incurred to accommodate growth as compared to the same period in the prior year.

Cost of professional services revenue. Cost of professional services revenue for the three months ended September 30, 2012 decreased by $0.3 million, or 12%, over the three months ended September 30, 2011. This decrease was primarily driven by a $0.7 million decrease in costs from outsourced professional services, partially offset by a $0.3 million increase in personnel and related expenses resulting from an increase in headcount to support our customer growth during the three months ended September 30, 2012, which expenses included salaries, bonus and vacation. The decrease in cost of professional service revenue as a percentage of professional services revenue is due to the increase in professional services work done in-house.

Cost of professional services revenue for the nine months ended September 30, 2012 increased by $0.5 million, or 6.3%, over the nine months ended September 30, 2011. This increase was primarily driven by a $1.3 million increase in personnel and related expenses resulting from an increase in headcount to support our customer growth during the nine months ended September 30, 2012, which expenses included salaries, bonus and vacation and an increase in costs related to Eloqua Experience Europe, the Company’s annual European customer conference, of $0.3 million, offset by a $1.2 million decrease in costs from outsourced professional services. The decrease in cost of professional service revenue as a percentage of professional services revenue is due to the increase in professional services work done in-house.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$3,272	$2,964	$308	10.4%	$9,843	$8,472	$1,371	16.2%
Percentage of total revenue	13.8%	16.2%			14.3%	16.9%

Research and development expenses for the three months ended September 30, 2012 increased by $0.3 million, or 10.4%, over the three months ended September 30, 2011. Approximately $0.4 million of this increase is attributable to personnel and related costs incurred in our continuing effort to enhance and improve the features and functionality of the Eloqua platform, partially offset by a $0.1 million credit for qualifying scientific research and development expenditures in Canada.

Research and development expenses for the nine months ended September 30, 2012 increased by $1.4 million, or 16.2%, over the nine months ended September 30, 2011 due primarily to increased personnel and related costs incurred in our continuing effort to enhance and improve the features and functionality of the Eloqua platform.

Marketing and Sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Marketing and sales	$11,474	$7,697	$3,777	49.1%	$28,992	$21,410	$7,582	35.4%
Percentage of total revenue	48.2%	41.9%			42.1%	42.8%

Marketing and sales expenses for the three months ended September 30, 2012 increased by $3.8 million, or 49.1%, over the three months ended September 30, 2011. Approximately $2.1 million of the increase was driven by an increase in personnel related and sales commission costs. Additionally, our costs related to marketing consulting, internet marketing, marketing events and marketing related software expenses increased by $1.3 million in the three months ended September 30, 2012 as compared to the same period in the prior year. The increase was also impacted by a $0.2 million increase in travel costs which resulted from the increase in sales related personnel.

Marketing and sales expenses for the nine months ended September 30, 2012 increased by $7.6 million, or 35.4%, over the nine months ended September 30, 2011. Approximately $4.4 million of the increase was driven by an increase in personnel related and sales commission costs. Additionally, our costs related to marketing consulting, internet marketing, marketing events and marketing related software expenses increased by $2.4 million in the nine months ended September 30, 2012 as compared to the same period in the prior year. The increase was also impacted by a $0.3 million increase in travel costs which resulted from an increase in sales related personnel and a $0.2 million increase in referral payments made to partners.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$4,334	$2,939	$1,395	47.5%	$14,310	$7,723	$6,587	85.3%
Percentage of total revenue	18.2%	16%			20.8%	15.4%

General and administrative expenses for the three months ended September 30, 2012 increased by $1.4 million, or 47.5%, over the three months ended September 30, 2011. This increase was driven by a $0.6 million increase in salaries, payroll taxes, employee benefits and stock option compensation as compared to the same period in the prior year, as a result of headcount growth. Additionally, approximately $0.8 million of the increase was driven by an increase in rent, depreciation expense, and bad debt expense. These increases were offset by a decrease in legal fees of $0.3 million related to the defense of a patent dispute that was settled during the third quarter of 2012.

General and administrative expenses for the nine months ended September 30, 2012 increased by $6.6 million, or 85.3%, over the nine months ended September 30, 2011. This increase was driven by increased professional fees of $3.6 million, which are primarily attributable to legal fees related to the defense of the patent dispute that was settled during the third quarter of 2012. In addition, during the nine months ended September 30, 2012, headcount growth resulted in a $2.1 million increase in salaries, payroll taxes, employee benefits and stock option compensation as compared to the same period in the prior year. Approximately $1.1 million of the increase was driven by an increase in rent, depreciation expense and other overhead costs. These increases were offset by a decrease in bad debt expense of $0.4 million.

Litigation Settlement

During the nine months ended September 30, 2012, we recorded a $3.5 million charge resulting from the settlement in July 2012 of a patent dispute that was pending during the first seven months of 2012.

Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(212)	$(55)	$(157)	285.5%	$(323)	$(470)	$147	(31.3)%
Percentage of total revenue	(0.9)%	(0.3)%			(0.5)%	(0.9)%

Other expense for the three months ended September 30, 2012 increased $0.2 million, or 285.5%, over the three months ended September 30, 2011. The increase was primarily due to a larger fair value adjustment of our Series C preferred stock warrants during the three months ended September 30, 2012 as compared to the same period in the prior year, as a result of an increase in the fair market value of our common stock. The warrants were classified as liabilities and are adjusted to fair value each reporting period. In connection with the closing of our initial public offering, the warrants were converted into warrants to purchase shares of common stock and the liability was reclassified to additional paid in capital.

Other expense for the nine months ended September 30, 2012 decreased $0.1 million, or 31.3%, over the nine months ended September 30, 2011. The decrease was primarily due to a smaller fair value adjustment of our Series C preferred stock warrants during the nine months ended September 30, 2012 as compared to the same period in the prior year.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Income tax benefit (expense)	$69	$(122)	$191	(156.6)%	$(198)	$(276)	$78	(28.3)%
Percentage of total revenue	0.3%	(0.7)%			(0.3)%	(0.6)%

Income tax expense for the three months ended September 30, 2012 decreased $0.2 million, or 156.6%, compared to the three months ended September 30, 2011. The decrease principally resulted from a reduction of unrecognized tax benefits, and an increase in estimated research incentives for the current year.

Income tax expense for the nine months ended September 30, 2012 decreased $0.1 million, or 28.3%, compared to the nine months ended September 30, 2011. The decrease principally resulted from a reduction of unrecognized tax benefits, and an increase in estimated research incentives for the current year.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(3,738)	$3,703
Net cash used in investing activities	(2,866)	(2,229)
Net cash provided by financing activities	84,793	193
Effect of foreign exchange rate changes on cash and cash equivalents	44	(21)

Net increase in cash and cash equivalents	$78,233	$1,646

In connection with our initial public offering we received aggregate proceeds of approximately $87.7 million, including the proceeds from the underwriters’ exercise of their overallotment option, net of underwriting discounts and commissions, but before offering expenses of approximately $3.5 million incurred in the nine months ended September 30, 2012 and prior. Prior to our initial public offering, we financed our operations primarily through private placements of preferred stock and common stock, proceeds from equipment financings and cash from operating activities. As of September 30, 2012, we had $85.5 million of cash and cash equivalents. A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our on-demand software and professional services, which is amortized into revenue in accordance with our revenue recognition policy. We assess our liquidity, in part, through an analysis of the anticipated amortization of deferred revenue into revenue together with our other sources of liquidity. As of September 30, 2012, working capital totaled $68.1 million, which included $32.5 million of deferred revenue recorded as a current liability as of September 30, 2012, representing the unearned portion of billed fees for our on-demand software and professional services for succeeding periods, generally three to 12 months. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.

We believe our current cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We do not believe that any legal proceedings we are currently involved in will individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

Operating Activities

Net cash used in or provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our on-demand software and services, and the amount and timing of customer payments. Net cash used in or provided by operations has historically resulted from net income driven by sales of subscriptions to our on-demand software and services adjusted for non-cash expense items such as depreciation and amortization of property and equipment and stock-based compensation.

Net cash used in operating activities during the nine months ended September 30, 2012 primarily reflects a net loss of $7.6 million, offset by non-cash expenses of $4.1 million that included $1.5 million of depreciation and amortization, and $2.4 million in stock-based compensation. Working capital sources of cash included a $3.6 million increase in deferred revenue and a $0.9 million increase in noncurrent deferred revenue and other liabilities principally due to additional customers invoiced in the current quarter and a reduction of $1.0 million in deferred commissions and other deferred costs. These sources of cash were offset by a $1.7 million increase in accounts receivable primarily due to an increase in customers, a $1.0 million decrease in prepaid expenses and other assets and a $3.2 million decrease in accounts payable and accrued and other current liabilities.

Net cash provided by operating activities during the nine months ended September 30, 2011 primarily reflects a net loss of $4.8 million, offset by $2.9 million in non-cash expenses that included $1.4 million of depreciation and amortization and $1.1 million in stock-based compensation. Working capital sources of cash included a $2.9 million increase in deferred revenue due to additional customers invoiced in advance during the current quarter and a $0.4 million increase in accounts payable and accrued and other liabilities due to a higher level of expenses consistent with the overall growth of the business. These sources of cash were partially offset by a $0.9 million increase in prepaid expenses and other assets and a $4.6 million increase in accounts receivable.

Investing Activities

Our primary investing activities have consisted of capital expenditures to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the nine months ended September 30, 2012 and September 30, 2011, respectively, net cash used in investing activities consisted of $ 2.9 million and $2.2 million, respectively, for purchases of property and equipment. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

Financing Activities

Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from and payments on equipment debt obligations entered into to finance our property and equipment, primarily equipment used in our data centers. As our business grows, we expect to continue to finance our capital expenditures through equipment debt vehicles.

For the nine months ended September 30, 2012, net cash provided by financing activities consisted primarily of $85.8 million in proceeds from the issuance of common stock in connection with our initial public offering. In addition, we received proceeds from the exercise of stock options of $1.3 million. These inflows were partially offset by $2.3 million in repayment of long-term debt. For the nine months ended September 30, 2011, net cash provided by financing activities consisted primarily of $0.4 million received from stock option exercises partially offset by $0.2 million in payments on capital lease obligations.

Contractual Obligations and Commitments

There were no material changes in our commitments under contractual obligations, as disclosed on our prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2012 except for the final payment of approximately $1.8 million pursuant to the term loan. See Note 7 to the consolidated financial statements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds backed by U.S. Treasury Bills and certificates of deposit. At September 30, 2012, we had cash and cash equivalents of $85.5 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. We do not believe our investments are exposed to significant market risk due to a fluctuation in interest rates.

We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our historical revenue has been denominated in U.S. dollars and Canadian dollars. A 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2012 would have a 1.2% adverse impact on our total accounts receivable balance at September 30, 2012. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and Canada. Approximately one-half of our employees are located in Canada. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation the outcome of which, if determine adversely, would individually or in the aggregate be reasonably expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider all the risk factors and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before deciding whether to invest in our common stock. If any of the following risks were to materialize, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. The trading price of our common stock could decline as a result of any of these risks, and you could lose part or even all of your investment in our common stock.

Risks Related to Our Business

We have a history of losses and may not achieve consistent profitability in the future.

We generated net losses of approximately $1.5 million in 2010, $6.2 million in 2011 and $7.6 million for the nine months ended September 30, 2012. As of September 30, 2012, we had an accumulated deficit of approximately $240.9 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and direct sales force, develop and enhance our solutions and for general corporate purposes, including marketing, services and sales operations, hiring additional personnel, upgrading our infrastructure and expanding into new geographical markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. We will need to generate significant additional revenue to achieve profitability, and we cannot assure any prospective investor that we will be able to do so. Likewise, we cannot assure you of our ability to sustain or increase such profitability on a quarterly or annual basis in the future. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our solutions and negatively impact our results of operations.

General worldwide economic conditions have experienced a significant downturn, and market volatility and uncertainty remain widespread, making it extremely difficult for our customers and us to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to reduce their marketing and sales budgets, which could decrease corporate spending on our solutions, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition and/or loss of customers. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, we may be required to increase our allowance for doubtful accounts and our financial results would be harmed. Further, the current challenging economic conditions also may impair the ability of our customers to pay for the solutions they have purchased and, as a result, our reserves, allowances for doubtful accounts and write-offs of accounts receivable could increase. From 2008 through the first half of 2010, these conditions impacted our business, as many businesses cut marketing and sales budgets, resulting in limited resources for purchasing third-party solutions.

We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens from present levels, our business could be harmed. In particular, a downturn in the technology sector may disproportionately affect us because a significant portion of our customers are technology companies. In addition, even if the overall economy improves, we cannot assure you that the market for revenue performance management solutions will experience growth or that we will experience growth.

Our future performance will depend in part on the acceptance and adoption of the new revenue performance management market.

The market for revenue performance management, or RPM, solutions is new and evolving. Although the marketing automation market has gained traction over the past several years, our recent shift to focus on RPM exposes us to an additional degree of uncertainty. For example, we have only recently begun to sell, and currently have a limited customer base with respect to, our Revenue Suite product. As a result, at this time we cannot assure you that our Revenue Suite product will gain further acceptance with our customer base or our broader addressable market. Our success will depend to a substantial extent on the willingness of businesses to accept and adopt RPM principles. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our RPM solutions. If businesses do not perceive the value proposition of RPM in general and our RPM solutions in particular, then a viable market for our RPM solutions may not develop, or it may develop more slowly than we expect, either of which would significantly and adversely affect our business and operating results.

We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of our future growth.

Our revenue has increased substantially since our inception, but we may not be able to sustain revenue growth consistent with recent history, or at all. We believe growth of our revenue depends on a number of factors, including our ability to:

•	price our services effectively so that we are able to attract and retain customers without compromising our profitability;

•	attract new customers, increase our existing customers’ use of our services and provide our customers with excellent customer support;

•	introduce our services to new markets outside of the United States;

•	increase awareness of our brand on a global basis; and

•	leverage and grow our revenue performance management business.

We cannot assure you that we will be able to successfully accomplish any of these tasks.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users and transactions and in the amount of data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to customer success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

We have established several international offices, including offices in the United Kingdom, Canada and Singapore, and we may continue to expand our international operations into other countries in the future. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, marketing and sales, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

Part of the challenge that we expect to face in the course of our expansion is to maintain a high level of customer service and customer satisfaction. To the extent our customer base grows, we will need to expand our account management, customer service and other personnel, and third-party channel partners, in order to provide personalized account management and customer service. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

We may experience quarterly fluctuations in our operating results due to a number of factors that make our future results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as indicative of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

Our operating results have varied in the past. In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	demand for our solutions and related services and the size and timing of sales;

•	customer renewal rates, and the pricing of those agreements that are renewed;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	market acceptance of our current and future products and services;

•	changes in spending on marketing services or information technology and software by our current and/or prospective customers;

•	budgeting cycles of our customers;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

•	our lengthy sales cycle;

•	the addition or loss of larger customers, including through acquisitions or consolidations;

•	the amount and timing of operating expenses, particularly marketing and sales, related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches and any associated expenses;

•	foreign currency exchange rate fluctuations;

•	write-downs, impairment charges or incurrence of unforeseen liabilities in connection with acquisitions;

•	failure to successfully manage any acquisitions; and

•	general economic and political conditions in our domestic and international markets.

Based upon all of the factors described above, we have a limited ability to forecast the amount and mix of future revenue and expenses, and as a result, our operating results may from time to time fall below our estimates or the expectations of public market analysts and investors.

Our quarterly results reflect seasonality in the sale of our on-demand software and professional services, which can make it difficult to achieve sequential revenue growth or could result in sequential revenue declines.

We have historically experienced seasonal variations in our signing of new customer contracts. We sign a significantly higher number of agreements with new customers in the fourth quarter of each year as compared to the preceding quarters. As a result, a significantly higher number of renewals occur in the first quarter of each year, as the terms of most of our customer agreements are measured in full-year increments and begin upon our provision of log-in credentials to the customer, which generally occurs within ten days following the end of the quarter in which the agreement was executed. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results. Although these seasonal factors can be common in the marketing sector, historical patterns should not be considered indicative of our future sales activity or performance.

If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our results of operations and financial condition could be adversely affected.

Because our recent growth has resulted in the rapid expansion of our business, we do not have a long history upon which to base forecasts of future operating revenue. Additionally, the lengthy sales cycle for the evaluation and implementation of our solutions, which typically extends for several months, may also cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.

Because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

As a SaaS company, we recognize revenue over the term of our contracts, which is typically 12 to 24 months. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from contracts entered into during previous quarters. Consequently, a shortfall in demand for our solutions and professional services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services is not reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the contracts.

If we are unable to attract new customers or sell additional functionality and services to our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must add new customers, sell additional functionality to existing customers and encourage existing customers to renew their subscriptions on terms favorable to us. As the interactive marketing industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to compete with respect to pricing, technology and functionality could be impaired. In such event, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have a material adverse effect on our revenue, gross margin and other operating results.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our revenue performance management solutions may become less competitive or obsolete.

Our future success will depend on our ability to adapt and innovate our revenue performance management solutions. To attract new customers and increase revenue from existing customers, we will need to enhance and improve our offerings to meet customer needs, add functionality and address technological advancements. If we are unable to develop new solutions that address and advance RPM principles for our customers and prospective customers, or to enhance and improve our solutions in a timely manner or to position and price our solutions to meet market demand, we may not be able to achieve or maintain adequate market acceptance of our solutions. The success of any enhancement or new feature depends on several factors, including timely completion, introduction and market acceptance. If we are unable to successfully develop or acquire new features or enhance our existing solutions to meet customer needs, our business and operating results will be adversely affected.

Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver RPM solutions at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete.

If we fail to enhance our brand cost-effectively, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that developing and maintaining awareness of the Eloqua brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Our brand and reputation are dependent on the continued participation and level of service of our third-party service providers.

We currently utilize a combination of internal support personnel and third-party service providers. These third-party service providers, which are not in our control, may harm our reputation and damage the brand loyalty among our customer base. In the event that we are not able to maintain our brand reputation because of the actions of our third-party service providers, we may face difficulty in maintaining or have reduced demand for our products, which could negatively impact our business, results of operations and financial condition. In addition, if a significant number of third-party providers were to terminate their contracts, it could materially adversely impact our business, results of operations and financial condition.

If we fail to offer high quality customer support, our business and reputation would suffer.

Once our solutions are deployed to our customers, our customers rely on our support services to resolve any related issues. High-quality education and customer support is important for the successful marketing and sale of our solutions and for the renewal of existing customers. The importance of high quality customer support will increase as we expand our business and pursue new enterprise customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional services to existing customers would suffer and our reputation with existing or potential customers would be harmed. Also, certain of our maintenance agreements contain service level agreements under which we guarantee specified availability of the Eloqua Platform. Failure to meet these requirements could result in contractual penalties or the loss of the contract and/or customers and materially adversely impact our business, results of operations and financial condition.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

Our ability to increase our customer base and achieve broader market acceptance of our solutions will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our direct sales force and engaging additional third-party channel partners, both domestically and internationally. This expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated third-party channel partners, if any existing or future third-party channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support the products and services of these other providers.

Future product development is dependent on adequate research and development resources.

In order to remain competitive, we must continue to develop new products, applications and enhancements to our existing solutions, especially as we further expand our capabilities. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop solutions internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may be forced to expand into a certain market or strategy via an acquisition for which we could potentially pay too much or unsuccessfully integrate into our operations. In addition, our research and development organization is located primarily in Toronto, Canada and Vienna, Virginia, and we may have difficulty hiring suitably skilled personnel in these regions or expanding our research and development organization to facilities located in other geographic locations. Further, many of our competitors expend a considerably greater amount of funds on their respective research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would present an advantage to such competitors.

As a result of our customers’ increased usage of our on-demand software, we will need to continually improve our computer network and infrastructure to avoid service interruptions or slower system performance.

As usage of our on-demand software grows and as customers use it for more complicated tasks, we will need to devote additional resources to improving our computer network, our application architecture and our infrastructure in order to maintain the performance of our platform. Any failure or delays in our computer systems could cause service interruptions or slower system performance. If sustained or repeated, these performance issues could reduce the attractiveness of the Eloqua Platform to customers. These performance issues could result in lost customer opportunities and lower renewal rates, any of which could hurt our revenue growth, customer loyalty and reputation. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased demand if our systems cannot handle current or higher volumes of usage.

If our solutions fail to perform properly due to defects or similar problems, and if we fail to develop an enhancement to resolve any defect or other software problem, we could lose customers, become subject to product liability, performance or warranty claims or incur significant costs, and our business may be harmed and our results of operations and financial condition could be materially adversely affected.

Our operations are dependent upon our ability to prevent system interruption. The software applications underlying our platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. The costs incurred in correcting any material defects or errors in our software may be substantial and could materially adversely affect our operating results. We have from time to time found defects in our solutions and may discover additional defects in the future. We may not be able to detect and correct defects or errors before installing our solutions. Consequently, we or our customers may discover defects or errors after our solutions have been implemented. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could elect not to renew, or delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

The occurrence of any defects, errors, disruptions in service or other performance problems with our platform, whether in connection with the day-to-day operation, upgrades or otherwise, could result in:

•	loss of customers;

•	lost or delayed market acceptance and sales of our solutions;

•	delays in payment to us by customers;

•	solution returns;

•	injury to our reputation;

•	diversion of our resources;

•	legal claims, including warranty and product liability claims, against us;

•	increased service and warranty expenses or financial concessions; and

•	increased insurance costs.

Interruptions or delays in service from our single third-party data center provider could impair our ability to deliver our services to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve our customers from a single third-party data center hosting facility located in Toronto, Canada. Our operations depend, in part, on our third-party facility provider’s ability to protect this facility against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our third-party facility arrangement is terminated, or if there is a lapse of service or damage to this facility, we could experience interruptions in our service as well as delays and additional expenses in arranging new facilities and services.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service. Despite precautions taken at our data center, the occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close the facility without adequate notice, or other unanticipated problems at this facility could result in lengthy interruptions in the availability of our on-demand software. Even with current and planned disaster recovery arrangements, our business could be harmed.

We design the system infrastructure and procure and own or lease the computer hardware used for our services. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our service. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our revenue. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

If our security measures are breached and unauthorized access is obtained to a customer’s stored consumer data or any consumer data that we may store from time to time or if data is lost due to hardware failures or errors, our solutions may be perceived as not being secure, customers may curtail or stop using our solutions and we may incur significant legal liability and financial exposure.

Our solutions involve the storage and transmission of customers’ proprietary information, including certain buyer data, and security breaches could expose us to a risk of loss or unauthorized disclosure of this information, litigation and possible liability, as well as damage our relationships with our customers. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, or during transfer of data to additional data centers or at any time, and, as a result, someone obtains unauthorized access to our data or our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liability.

Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a high profile security breach occurs with respect to another SaaS provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of our service and ultimately harm our future business prospects. A party who is able to compromise the security of our facilities could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security.

Furthermore, our ability to collect and report data may be interrupted by a number of other factors, including our inability to access the internet, the failure of our network or software systems or variability in user traffic on customer websites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation.

Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.

If we are unable to expand and maintain our relationships with third parties such as system integrators, marketing service providers, marketing agencies, complementary software vendors or other business alliance partners, our revenue or revenue growth and our results of operations could be materially and adversely impacted.

Many of our customers were made aware of our solutions by third parties, including system integrators, marketing service providers, marketing agencies and complementary software vendors, with whom we have maintained strategic relationships. We may not be able to develop or maintain strategic relationships with these, or other, third parties for a number of reasons, including their existing relationships with our competitors or prospective competitors. If we are unsuccessful in establishing or maintaining our strategic relationships, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations would suffer. Additionally, if we cannot leverage our sales and services resources through our strategic relationships with third parties, we may need to hire and train additional qualified sales personnel and incur additional costs associated with providing services, which may adversely affect our operating results. Even if we are successful in establishing and maintaining these relationships, we cannot assure you that these will result in increased customers or revenue.

If we do not or cannot maintain the compatibility of our solutions with third-party applications that our customers use in their businesses, demand for our solutions could decline.

The functionality of our on-demand software depends, in part, on our ability to integrate it with third-party applications and data management systems that our customers use and from which they obtain buyer data. In addition, we rely on access to third-party application programming interfaces, or APIs, to provide our social media channel offerings through social media platforms. Third-party providers of marketing applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms with our on-demand software, which could negatively impact our offerings and harm our business. Further, if we fail to integrate our software with new third-party applications and platforms that our customers use for marketing purposes, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, harm our business.

We face significant competition from both established and new companies offering applications and other marketing software, as well as internally developed software, which may have a negative effect on our ability to add new customers, retain existing customers and grow our business.

The services we provide are also offered by others and in the future may be offered by an increasing number of parties. The market for marketing automation and revenue performance management software is evolving, highly competitive and significantly fragmented, and we expect competition to continue to increase in the future. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. We face intense competition from software companies that develop marketing technologies and from marketing services companies that provide interactive marketing services.

Our competitors vary with each challenge that our solutions address, but some of these providers include:

•	plan and spend management software vendors, such as Oracle Corporation and SAP AG;

•	workflow, project management and brand management vendors, such as marketing agencies who develop custom systems for their clients;

•	email marketing software vendors, including Responsys, Inc., ExactTarget, Inc., Constant Contact, Inc. and numerous other email marketing companies;

•

campaign management software vendors, such as Oracle Corporation, SAS Institute Inc., Aprimo, Inc. (a division of Teradata Corporation), and Unica Corporation (a division of International Business Machines Corporation, or IBM); and

•

lead management software vendors, such as Oracle Corporation, Genius.com, Incorporated, Marketo, Inc., Neolane Inc., Pardot LLC (acquired by Exact Target, Inc.), SilverPop Systems, Inc., and smartFOCUS Group plc.

We expect to face additional competition with the continued development and expansion of the revenue performance management and marketing automation software markets. We also expect competition to increase as a result of software industry consolidation, including through possible mergers or partnerships of two or more of our competitors or the acquisition of our competitors by larger and better-funded companies. For instance, in December 2010, Teradata completed its acquisition of Aprimo and in October 2010, IBM completed its acquisition of Unica.

We also expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the marketing automation market with competing products, which could have an adverse effect on our business, results of operations and financial condition. For example, due to the growing popularity of new development models such as SaaS, the traditional barriers to entry to the marketing automation market continue to decrease and we expect to face additional competition from SaaS application vendors. In addition, sales force automation and customer relationship management system vendors, such as Microsoft Corporation, NetSuite Inc., Oracle Corporation, Sage Software, Inc., salesforce.com, inc. and SAP AG, could acquire or develop solutions that compete with our offerings.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, are able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In some cases, these vendors may also be able to offer interactive marketing applications at little or no additional cost by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our solutions could substantially decline. To the extent any of our competitors have existing relationships with potential customers, those customers may be unwilling to purchase our solutions because of those existing relationships with that competitor.

Competition could significantly impede our ability to sell additional solutions on terms favorable to us. Businesses may continue to enhance their internally developed software, rather than investing in commercial software solutions such as ours. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. In addition, if these competitors develop products with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect our business, results of operations and financial condition.

Consolidation among our competitors and our competitors’ strategic partnerships may adversely affect our business.

If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in October 2012, ExactTarget, Inc. acquired Pardot LLC. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and implement our solutions. Disruptions in our business caused by these events could reduce our revenue.

Failure or perceived failure by us to comply with our privacy policy or legal or regulatory requirements in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

The effectiveness of our solutions relies on our customers’ storage and use of data concerning their customers. Our customers’ collection and use of data for consumer profiling may raise privacy and security concerns and negatively impact the demand for our solutions. We have implemented various features intended to enable our customers to better comply with privacy and security requirements, such as opt-out or opt-in messaging and checking, the use of anonymous identifiers for sensitive data and restricted data access, but these security measures may not be effective against all potential privacy concerns and security threats. If a breach of customer data security were to occur, our solutions may be perceived as less desirable, which would negatively affect our business and operating results.

In addition, governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. Because many of the features of our applications use, store and report on personal information from our customers, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business. There are numerous lawsuits in process against various technology companies that collect and use personal information. If those lawsuits are successful, it would increase our liability and hurt our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our on-demand software and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our on-demand software.

If our on-demand software is perceived to cause or is otherwise unfavorably associated with invasions of privacy, whether or not illegal, it may subject us or our customers to public criticism. Existing and potential future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reactions related to interactive marketing, including marketing practices of our customers. Public concerns regarding data collection, privacy and security may cause some of our customers’ customers to be less likely to visit their websites or otherwise interact with them. If enough consumers choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our on-demand software. This discontinuance in use, in turn, would reduce the value of our service and inhibit or reverse the growth of our business.

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our on-demand software and our ability to conduct business.

Our customers rely on email to communicate with their existing or prospective customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, internet service providers and internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

From time to time, some of our internet protocol addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our on-demand software and services and communicate with our customers and, because we fulfill email delivery on behalf of our customers, could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Existing federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could minimize the effectiveness of our on-demand software or increase our operating expenses to the extent financial penalties are triggered.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult content or content regarding harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing solution. Moreover, noncompliance with the CAN-SPAM Act carries significant financial penalties. We also may be required to change one or more aspects of the way we operate our email marketing software solution business.

In addition, certain foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our on-demand software.

In addition, the CAN-SPAM Act and regulations implemented by the Federal Communications Commission pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act, also known as the Federal Do-Not-Call law, among other requirements, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent. Non-compliance with these laws and regulations carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, other federal laws, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email or text messages, whether as a result of violations by our customers or any determination that we are directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.

In addition, U.S., state or foreign jurisdictions may in the future enact legislation or laws restricting the ability to conduct interactive marketing activities in mobile, social and web channels. Any such restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs or otherwise harm our business.

Changes in laws, regulations or governmental policy applicable to our customers or potential customers may decrease the demand for our solutions.

The level of our customers’ and potential customers’ activity in the business processes our solutions are used to support is sensitive to many factors beyond our control, including governmental regulation and regulatory policies. Many of our customers and potential customers in the healthcare, financial and other industries are subject to substantial regulation and may be the subject of further regulation in the future. Accordingly, significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and could cause the demand for and sales of our solutions to decrease. Any change in the scope of applicable regulations that negatively impacts our customers’ use of our solutions would have a material adverse impact on our business, results of operations and financial condition. Moreover, we may have to reconfigure our existing services or develop new services to adapt to new regulatory rules and policies which will require additional expense and time. Such changes could adversely affect our business, results of operations and financial condition.

As internet commerce develops, federal, state and foreign governments may propose and implement new taxes and new laws to regulate internet commerce, which may negatively affect our business.

As internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to interactive marketing. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the internet or via email. Such taxes could discourage the use of the internet and email as a means of commercial marketing, which would adversely affect the viability of our on-demand software.

Evolving regulations and standards concerning data privacy may restrict our customers’ ability to solicit, collect, process, disclose and use data necessary to conduct effective marketing campaigns and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our solutions.

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solutions.

To date, we have two U.S. patent applications and one international patent application pending. The process of seeking patent protection can be lengthy and expensive. Any of our pending or future patent applications, whether or not challenged, may not be issued with the scope of the claims we seek, if at all. We are unable to guarantee that additional patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Some of our technologies are not covered by any patent or patent application. The confidentiality agreements on which we rely to protect certain technologies may be breached and may not be adequate to protect our proprietary technologies. In addition, we depend, in part, on technology of third parties licensed to us for our solutions, and the loss or inability to maintain these licenses or errors in the software we license could result in increased costs, reduced service levels or delayed sales of our solutions.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we could license that technology on commercially reasonable terms or at all. Although we do not expect that our inability to license this technology in the future would have a material adverse effect on our business or operating results, our inability to license this technology could adversely affect our ability to compete.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant damage award.

We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Our competitors or other third parties may challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to resolve and the payment of substantial damages, including treble damages if we are found to have willfully infringed a third party’s patents or copyrights;

•	require significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of our products;

•	require us to indemnify our customers or third-party service providers; or

•	require us to expend additional development resources to redesign our products.

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our products and may use more open source software in the future. From time to time, there have been claims challenging companies that incorporate open source software into their products on the basis that the company failed to comply with the license terms governing use of such open source software. We, too, could be subject to similar claims. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use open source software, we may be required to re-engineer our products, discontinue the sale of our products or take other remedial actions.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our results of operations and financial condition.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition.

We can provide no assurances that we will be able to find and identify desirable acquisition targets or that we will be successful in entering into an agreement with any one target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our on-demand software and professional services and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our on-demand software and professional services in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our on-demand software and professional services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, foreign or other authorities to collect additional or past sales tax could adversely harm our business.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.2 million as of September 30, 2012 with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

We file sales tax returns in certain states within the United States as required by law and certain customer contracts for a portion of the solutions that we provide. We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to the vast majority of the solutions that we provide. However, one or more states or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could adversely affect our results of operations and business.

The loss of key members of our senior management team or software development personnel could prevent us from executing our business strategy.

Our success depends largely upon the continued services of our executive officers and other key personnel. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our services and technologies. We do not have long-term employment agreements with any of our key personnel. The loss of one or more of our key employees, including our engineering and technical staff, could seriously harm our business.

Competition for qualified personnel is intense and we may not be successful in attracting and retaining the key personnel that we need to compete effectively. The value of our common stock may adversely affect our efforts to motivate the performance of our key personnel. It may be difficult to retain those employees who have substantial in-the-money, vested options or other equity awards. Conversely, if options granted to our employees have exercise prices that are substantially above our then-current share price, it may be difficult to motivate and retain those employees. Additionally, if the market price of our common stock does not increase or declines, it may limit our ability to attract new employees with equity incentives.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications.

Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, changes to generally accepted accounting principles in the United States relating to the treatment of stock options as a company expense may discourage us from granting the size or type of stock-based compensation that job candidates require to join our company, and may result in our paying additional cash compensation or other stock-based compensation to job candidates to offset reduced stock option grants. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Our international operations expose us to several risks, such as significant currency fluctuations and unexpected changes in the regulatory requirements of multiple jurisdictions.

During 2010 and 2011, revenue generated outside of the United States and Canada was 11% and 10% of total revenue, respectively, based on the location of the legal entity of the customer with which we contracted. Our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates, particularly changes in the Canadian dollar, due to our compensation expenses payable in local currencies. Although a majority of our revenue and operating expenses is denominated in U.S. dollars and we prepare our financial statements in U.S. dollars, a portion of our expenses is paid in foreign currencies.

Our primary research and development operations are located in Toronto, Canada and Vienna, Virginia, but we conduct research and development in other international locations as well. We currently have international offices outside of North America in Singapore, the United Kingdom, Germany and Belgium, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•	localization of our services, including translation into foreign languages and adaptation for local practices;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•

differing labor regulations, especially in the European Union and Canada, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union and Canada;

•

reluctance to allow personally identifiable data related to non-U.S. citizens to be stored in databases within the United States, due to concerns over the U.S. government’s right to access information in these databases or other concerns;

•	changes in a specific country’s or region’s political or economic conditions;

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•

risks resulting from changes in currency exchange rates and the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury, and other trade protection regulations and measures;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	limited or unfavorable intellectual property protection;

•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and

•	restrictions on repatriation of earnings.

We have limited experience in marketing, selling and supporting our products and services abroad. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.

We have not engaged in currency hedging activities to limit risk of exchange rate fluctuations. Changes in exchange rates affect our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our stockholders’ equity.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we have recently adopted and applied a new revenue recognition standard, which may in the future be subject to varying interpretations that could materially impact how we recognize revenue. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as FASB continues to consider applicable accounting standards in this area.

For example, we recognize subscription revenue in accordance with Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the Emerging Issues Task Force, or ASU 2009-13 (formerly known as EITF 08-01). The American Institute of Certified Public Accountants and the SEC continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. As a result of future interpretations or applications of existing accounting standards, including ASU 2009-13, by regulators or our internal or independent accountants, we could be required to delay revenue recognition into future periods, which would adversely affect our operating results.

Certain factors have in the past and may in the future cause us to defer recognition for license fees beyond delivery. For example, the inclusion in our software arrangements of customer acceptance testing, specified upgrades or other material non-standard terms could require the deferral of license revenue beyond delivery.

Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

The Investment Canada Act or the Competition Act (Canada) may apply to prevent or delay a change of control of our company.

Under the Investment Canada Act, any investment by a “non-Canadian” (which includes any entity which is not controlled or beneficially owned by Canadians) involving the direct acquisition of control of a “Canadian Business” is subject to review by the Investment Review Division of Industry Canada if, in the case of an investment by or from an investor from a state that is a member of the World Trade Organization, the asset value of the entity or entities being acquired is equal to or exceeds CDN$330 million (indexed annually to account for inflation). A “Canadian Business” is defined to comprise any business carried on in Canada that has:

•	a place of business in Canada;

•	one or more employees or self-employed individuals working in connection with the business; and

•	assets in Canada used in carrying out the business.

Based on this definition, we currently have a Canadian Business which is operated through our consolidated Canadian subsidiary, Eloqua Corporation. A reviewable acquisition may not proceed unless the relevant Minister is satisfied that the investment is likely to be a net benefit to Canada. An investment by a non-Canadian involving the acquisition of control of a Canadian Business that does not meet the CDN$330 million threshold still requires the acquirer to make a formal notification under the Investment Canada Act within 30 days after closing.

The sale of our company may also be subject to formal pre-notification obligations under Canada’s Competition Act if certain thresholds are met. For acquisitions of more than 20% of the issued and outstanding shares of a public company, the thresholds are CDN$400 million for the combined size of the parties to the transaction and their affiliates, and CDN$77 million for the size of the target company. Independent of pre-notification obligations, the sale of our company may also raise competition law issues under the merger provisions of the Competition Act that could be scrutinized by the Canadian Commissioner of Competition.

The application of the Investment Canada Act or the Competition Act (Canada) could prevent or delay an acquisition of control of our company and may limit strategic opportunities for our stockholders to sell their common stock.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchase it.

The trading prices of the securities of technology companies have historically been highly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchase it. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and other operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by us of negative conclusions about our internal controls and our ability to accurately report our financial results;

•	changes in operating performance and stock market valuations of software or other technology companies, or those in our industry in particular;

•	price and volume fluctuations in the trading of our common stock and in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened or filed against us;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business our industry;

•	changes in key personnel;

•	sales of common stock by us, members of our management team or our stockholders;

•	the granting or exercise of employee stock options or other equity awards;

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•	the realization of any risks described under “Risk Factors.”

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. In addition, our existing credit facilities prohibit us from paying cash dividends, and any future financing agreements may prohibit us from paying any type of dividends. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Investors seeking cash dividends should not purchase our common stock.

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•	authorize “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	create a classified board of directors whose members serve staggered three-year terms;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of the board, the chief executive officer or the president;

•	stockholder action by written consent will be prohibited;

•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors;

•	our board of directors will be expressly authorized to modify, alter or repeal our amended and restated bylaws; and

•	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to expand our marketing and sales and product development efforts or to make acquisitions. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our marketing and sales and research and development efforts or take advantage of acquisition or other opportunities, which could seriously harm our business and results of operations. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of the NASDAQ Stock Market. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2013, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. Prior to our initial public offering, we had never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies persist.

We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemption to auditor attestation required by Section 404(b) of the Sarbanes-Oxley Act available under the JOBS Act.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our fiscal year ending December 31, 2013 under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to maintain proper and effective internal controls, our business and results of operations could be impaired.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act. Although we did not conduct a formal internal control audit, during the course of the audit of our financial statements for the year ended December 31, 2011, three deficiencies in internal control that were considered to be significant deficiencies were identified to our audit committee: (i) a lack of process and controls in place over the review of certain account reconciliations; (ii) a lack of a formal, documented review process over entries recorded into the accounting system; and (iii) inadequate procedures and controls over the timely processing of accounts payable and the related classification of expenses.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit the attention by those charged with an entity’s governance.

Absent remediation, a significant deficiency adversely affects an entity’s ability to initiate, authorize, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. We have made substantial progress in addressing each of the deficiencies identified to our audit committee. Our remediation to date has included the expansion and enhancement of our accounting resources. We formalized the monthly closing and reporting process and developed a formal procedure for the preparation and review of the monthly reconciliations and journal entries. In addition, we have increased the efficiency surrounding the processing of accounts payable and developed a formal review process for the classification of expenses. We cannot currently provide assurances about when the remediation efforts will be completed or that the steps taken will fully remediate the deficiencies identified above.

Further, the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments. Our testing, or the subsequent testing by our independent auditors, may reveal additional deficiencies in our internal controls over financial reporting, including those deemed to be significant deficiencies or material weaknesses. If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our results of operations, our ability to operate our business, our stock price and investors’ views of us.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, only two years of audited financial statements in addition to any required interim financial statements and correspondingly reduced disclosure in management’s discussion and analysis of financial condition and results of operations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.0 billion in annual revenues; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities; (iii) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates; and (iv) December 31, 2017. We may choose to take advantage of some but not all of these reduced reporting burdens. We have not taken advantage of any of these reduced reporting burdens, although we may choose to do so in future filings and if we do, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of a substantial number of shares of our common stock in the public market or the market perception that the holder or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of September 30, 2012, we had an aggregate of 34,010,609 shares of common stock outstanding. Of these shares, approximately 24.8 million shares will be eligible for sale upon the expiration of lock-up agreements with us or with the underwriters for our initial public offering, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. The lock-up agreements expire 180 days after the date of the prospectus for our initial public offering of August 1, 2012, subject to potential extension in the event we release earnings results or material news or a material event relating to us occurs near the end of the lock-up period. J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as representatives of the underwriters, may, in their discretion and at any time, release all or any portion of the securities subject to lock-up agreements with the underwriters. We registered 12,092,730 shares of our common stock that have been issued or reserved for future issuance under our stock incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to the lock-up agreements, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 61.3% percent of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Our management will have broad discretion over the use of the proceeds we received in our initial public offering and might not apply the proceeds in ways that increase the value of your investment.

Our management will have broad discretion to use the net proceeds from our initial public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds of our initial public offering in ways that increase the value of your investment. Until we use the net proceeds from our initial public offering, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from our initial public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

If securities or industry analysts do not continue to publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If no or few securities or industry analysts cover our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes incorrect or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, or downgrades our common stock, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

During the period between July 1, 2012 and September 30, 2012, we issued options to purchase 165,500 shares of our common stock to employees at an exercise price of $9.03 per share under our 2006 Stock Option Plan and options to purchase 190,500 shares of our common stock to employees at an exercise price ranging from $14.03 to $17.57 per share under our 2012 Stock Option and Incentive Plan. During this same period, we issued an aggregate of 655,617 shares of common stock to current and former employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $586,000. These issuances were undertaken in reliance upon the exemptions from registration requirements of Rule 701 of the Securities Act. In addition, in connection with our initial public offering in August 2012, we issued an aggregate of 3,577,554 shares of our common stock in exchange for exchangeable common shares of our subsidiary Eloqua Corporation. These issuances were exempt pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(b)	Use of Proceeds

On August 1, 2012, our registration statement on Form S-1 (File No. 333-176484) was declared effective by the SEC for our initial public offering, which commenced on August 2, 2012 and pursuant to which we sold an aggregate of 8,200,000 shares of our common stock at a price to the public of $11.50 per share. Selling stockholders in the offering sold an aggregate of 1,000,000 shares in the offering at the same price to the public. J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. acted as managing underwriters. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated.

As a result of the offering, including the underwriters’ option to purchase additional shares, we received net proceeds of approximately $84.2 million, after deducting total expenses of approximately $10.1 million, consisting of $6.6 million of underwriters’ discounts and commissions and offering related expenses reasonably estimated to be $3.5 million. None of these expenses consisted of direct or indirect payments to any of our directors of officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

We have used $1.8 million of the net proceeds from our initial public offering to repay certain indebtedness. None of such payments were direct or indirect payments to any of our directors of officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 2, 2012 pursuant to Rule 424(b) under the Securities Act.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-176484	3.2	May 3, 2012

3.2	Amended and Restated By-laws of the Registrant	S-1/A	333-176484	3.4	May 3, 2012

4.1	Specimen Common Stock Certificate	S-1/A	333-176484	4.1	May 31, 2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	Furnished herewith

101.INS†	XBRL Instance Document	—	—	—	Furnished herewith

101.SCH†	XBRL Taxonomy Extension Schema	—	—	—	Furnished herewith

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	Furnished herewith

101.DEF†	XBRL Taxonomy Extension Definition Linkbase	—	—	—	Furnished herewith

101.LAB†	XBRL Taxonomy Extension Label Linkbase	—	—	—	Furnished herewith

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	Furnished herewith

†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under the Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELOQUA, INC.

Date: November 1, 2012	By:	/s/ Joseph P. Payne
	Name:	Joseph P. Payne
	Title:	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-176484	3.2	May 3, 2012

3.2	Amended and Restated By-laws of the Registrant	S-1/A	333-176484	3.4	May 3, 2012

4.1	Specimen Common Stock Certificate	S-1/A	333-176484	4.1	May 31, 2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	Furnished herewith

101.INS†	XBRL Instance Document	—	—	—	Furnished herewith

101.SCH†	XBRL Taxonomy Extension Schema	—	—	—	Furnished herewith

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	Furnished herewith

101.DEF†	XBRL Taxonomy Extension Definition Linkbase	—	—	—	Furnished herewith

101.LAB†	XBRL Taxonomy Extension Label Linkbase	—	—	—	Furnished herewith

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	Furnished herewith

†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under the Sections